Form 10QSB
period 2000-09-30
WATER PETROLEUM & ENVIRONMENTAL TECHNOLOGIES CO
filed 2000-10-26
CIK 1043860

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                    Commission File No. 000-31099

       Water Petroleum and Environmental Technologies Company
  (Exact name of small business issuer as specified in its charter)

        Nevada                              04-3365594
   (State or other Jurisdiction    (IRS Employer Identification No.)
   of incorporation or organization)

           5882 S. 900 E., Suite 202, Salt Lake City, Utah
               (Address of principal executive offices)

                            801-269-9500
                     (Issuer's telephone number)

                           Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [  ]  No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 6, 2000: 5,292,924 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
       WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       4

          Balance  Sheets  -  September  30,   2000       5
          (unaudited) and December 31, 1999

          Statements of Operations (unaudited)  for       6
          the Three and Nine Months Ended September
          30,  2000  and 1999, and for  the  Period
          from   April  24,  1997  (Inception)   to
          September 30, 2000

          Statements of Cash Flows (unaudited)  for       7
          the Three and Nine Months Ended September
          30,  2000  and 1999, and from the  Period
          from   April  24,  1997  (Inception)   to
          September 30, 2000

          Notes to Financial Statements                   8

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition                11

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      12

          Signatures                                     13

(Inapplicable items have been omitted)

                               PART I.
                        Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Board of Directors
Water Petroleum and Environmental Technologies Company
Salt Lake City, Utah

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have compiled the accompanying balance sheets of Water Petroleum and Environmental Technologies Company (development stage Company) at
September 30, 2000 and December 31, 1999 and the related statements of operations, stockholders= equity, and cash flows for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998 the period April 24, 1997 (date of inception) to September 30, 2000 in accordance with standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the working capital necessary for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
October 23, 2000
Salt Lake City, Utah

     WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                  (Development Stage Company)
                         BALANCE SHEETS
            September 30, 2000 and December 31, 1999



                                 Sept 30,                           Dec  31,
                                     2000                          1999
ASSETS

CURRENT ASSETS

       Cash                          $ -                           $ -

     Total Current Assets            $ -                           $ -


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                  4,530                          2,730

   Total Current Liabilities        4,530                          2,730

CONTINGENT LIABILITIES - Note 6         -                              -

STOCKHOLDERS' EQUITY

 Preferred stock
 25,000,000 shares authorized, at $0.0001 par value
 none out                               -                              -
 Common stock
 75,000,000 shares authorized, at $0.0001 par value
 5,292,924 shares issued and outstanding on September 30;
 5,242,924 on December 31            529                            524

Capital in excess of par value   321,614                        321,119
Accumulated deficit during
development stage              (326,673)                      (324,373)

Total Stockholders' Deficiency   (4,530)                        (2,730)


                                $     -                        $     -

The accompanying notes are an integral part of these financial statements.

     WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                      (Development Stage Company)
                       STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2000 and 1999 and the Period April 24, 1997 (Date of Inception ) to September 30, 2000



                       Three Months        Nine Months
                     Sept 30, Sept 30,    Sept 30,Sept 30,       Apr 24, 1997 to
                       2000    1999        2000    1999          Sept 30, 2000

REVENUES              $  -    $  -         $  -     $  -              $      -

EXPENSES              2,300   17,338       2,300    22,223          554,264

NET LOSS -
before other income (2,300)  (17,338)     (2,300)  (22,223)        (554,264)

GAIN ON SALE OF ASSETS
- note 3                -    227,591            -   227,591          227,591

NET INCOME (LOSS)  $(2,300)$ 210,253    $ (2,300) $ 205,368       $ (326,673)



NET LOSS PER COMMON
 SHARE

 Basic             $   -   $  .68      $     -    $   .66



AVERAGE OUTSTANDING
   SHARES

   Basic         5,258,924  310,731    5,258,924   310,731

The accompanying notes are an integral part of these financial statements.

                   WATER  PETROLEUM  AND  ENVIRONMENTAL  TECHNOLOGIES
COMPANY
                        (Development Stage Company)
                          STATEMENT OF CASH FLOWS
     For the Nine Months Ended September 30, 2000 and 1999 and the Period April 24, 1997 (Date of Inception) to September 30, 2000



                              Sept 30,  Sept 30,                  April 24, 1997
                                  2000      1999                to Sept 30, 2000
 CASH FLOWS FROM
 OPERATING ACTIVITIES

Net  profit  (loss)           $ (2,300) $ 205,368                  $(326,673)

Adjustments to reconcile net profit (loss) to net cash provided by operating activities

Depreciation and amortization        -      7,435                     33,462
Bad debts                            -      -                         10,100
Issuance of common stock for
expenses                           500      -                         97,822
Changes in accounts payable      1,800    (10,525)                   219,311
Gain on sale of assets - note 3      -   (227,591)                  (227,591)

Net Cash Used by Operations          -    (25,313)                  (193,569)

CASH FLOWS FROM INVESTING
 ACTIVITIES

                                    -       -                         -

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from loans              -     13,625                     25,880
Contributions to capital
- cash - related parties            -      -                         13,625
Proceeds from issuance of
common  stock                       -      -                        154,064
                                 ____     _____                     _______
Net Increase (Decrease) in Cash     -    (11,688)                         -

Cash  at  Beginning of  Period      -     11,688                          -
Cash  at  End of Period          $  -    $  -                      $      -

The accompanying notes are an integral part of these financial statements.

       WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                    (Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on April
24, 1997 with 75,000,000 authorized common shares at a par value of $.0001 and 25,000,000 authorized preferred shares at a par value of $.0001. The Company was organized for the purpose of developing a patent to be used in the field of water petroleum separation.

On December 8, 1999 the shareholders of the Company approved a reverse stock split to be effective December 20, 1999 of one share for 50 shares outstanding and on June 15, 2000 a forward stock split of four shares for each outstanding share. This report has been prepared showing after stock split shares from inception.

The Company is in the development stage and became inactive after 1998.

During June and December 1997 the company completed two regulation D stock offerings of 23,381 after stock split shares of its common capital stock for cash.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On September 30, 2000, the Company had a cumulative net operating loss carry forward of $326,673. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire beginning in years 2013 through 2021.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on theexercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

 WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                    (Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SALE OF ASSETS

During September 1999 the Company sold its remaining assets to a related party in exchange for the assumption of $175,695 of its liabilities. $34,376 f the liabilities had not been satisfied by the purchaser at the report date and the creditors may make claims against the Company if they are not settled or satisfied in the future.

4.   WARRANTS ISSUED

During December 1997 the Company issued 63,550 (pre split) shares for cash and services. Each share included one A warrant and one B warrant exercisable within 60 months after October 15, 1997. Each A warrant can be converted to one share of common stock at $2.25 per share. Each B warrant can be converted to one share of common stock at $4.00 per share. No value was assigned to the warrants on the issue date.

The Company can redeem the warrants after a 30 day notice at $.02 each.

       WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                    (Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (Continued)



5.  RELATED PARTY TRANSACTIONS

Related parties have acquired 80% of the outstanding stock of the Company.

6.  CONTINGENT LIABILITIES

See note 3

7.  GOING CONCERN

The Company does not have sufficient working capital to pay its liabilities and for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to continue operations for the next year.

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month period ended September 30, 2000 and 1999.

General and administrative expenses for the three month periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,300 and $17,338 for the three-month periods ended September 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,300 for the three months ended September 30, 2000, as compared to a net gain of $210,253 for the same period in 1999. The gain in 1999 is due to the sale of the Company's assets.

Six Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month period ended September 30, 2000 and 1999.

General and administrative expenses for the nine month periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,300 and $22,223 for the nine month periods ended September 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,300 for the nine months ended September 30, 2000, as compared to a net gain of $205,368 for the same period in 1999. The gain in 1999 is due to the sale of the Company's assets.

Liquidity and Capital Resources

At September 30, 2000 and at December 31, 1999, the Company had no working capital. The Company believes that its current cash needs can be met with the cash on hand or from loans from officers and directors for at least the next twelve months.However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. There can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Shareholder action was taken pursuant to Nevada Revised Statutes 78.320 which provides that any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a written consent setting forth the actions taken shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote thereon were present and voted.

On June 15, 2000, the Company received written consent from a majority of the Company's shareholders to effect a one for four forward split of the Company's issued and outstanding stock. Of the 1,310,731 shares outstanding and entitled to vote, 1,080,000 shares consented to the action with an effective date of June 15, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine month period ended September 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WATER PETROLEUM AND ENVIRONMENTAL
                                 TECHNOLOGIES COMPANY



Date: October 26, 2000                     By:/s/ Curtis Olsen
                                                  Curtis Olsen
                                                  President



Date: October 26, 2000                  By: /s/ Allison Olsen
                                                Allison Olsen
                                                Secretary and Treasurer