Form 10KSB
period 2000-12-31
SKYGIVERS INC
filed 2001-04-17
CIK 1043860

 ===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission file number 000-31099

                                 SKYGIVERS, INC.
       (formerly, Water Petroleum and Environmental Technologies Company)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                     04-3365594
 -------------------------------              ----------------------------
(State or other jurisdiction of               (IRS employer identification no.)
       incorporation)

47 Mall Drive, Unit 5, Commack, New York                     11725
(formerly 165 Main Street, Penn Yan, NY                      14527)
----------------------------------------------------       ----------
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (631) 864-1515

      Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of each class              Name of each exchange on which registered

        None                                         None
   -------------------              -----------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share

                     ---------------------------------------

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

           Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           The issuer's revenues for its most recent fiscal year were $0.

           The aggregate value of the common stock of the Company held by non-affiliates is $11,311,900 based on the price at which the common stock was sold on April 12, 2001.

           Transitional Small Business Disclosure Format YES [ ] NO [x]

================================================================================

PART I

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 1. DESCRIPTION OF BUSINESS.

         SKYGIVERS, INC. ("We," "Us" or the "Company") was incorporated in the State of Nevada on April 24, 1997 for the purpose of developing a patent to be used in the field of water petroleum separation. The Company was not successful in its original intended operations and became inactive after 1998 until it acquired all of the issued and outstanding stock of Skygivers, Inc. (the "Skygivers Acquisition") pursuant to an Agreement and Plan of Reorganization dated October 16, 2000, which closed on November 15, 2001. We then changed our corporate name to Skygivers, Inc. A more detailed discussion of these transactions can be found in the Company's earlier filings on Form 8-K filed on November 29, 2000 and Form 8-K/A filed on January 29, 2001.

         Following the Skygivers acquisition, the Company focused on the development of software to assist not for-profit corporations (the "Skygiver activities"); however, the Company never generated any revenues from the Skygiver activities. Moreover, the Company abandoned the pursuit of the Skygiver activities following the merger of the Company's wholly owned subsidiary, IMA Acquisition, Inc. ("IMA") into IMOJO, Inc., a Delaware corporation ("IMOJO") on April 2, 2001 as is described in greater detail below and in the Company's earlier filing on Form 8-K filed on March 30, 2001 and amended pursuant to the Amendment to the Merger Agreement attached as
Exhibit 10(iii) hereto to reflect the consideration set forth in the consideration set forth therein.

Subsequent IMOJO Merger

         On March 15, 2001, the Company and its wholly-owned subsidiary, IMA, entered into an Agreement and Plan of Merger (the "Merger Agreement"), with IMOJO, providing for the merger (the "IMOJO Merger") of IMA into IMOJO. The IMOJO Merger closed on April 2, 2001 and was subsequently amended on April 11, 2001. As a result of the IMOJO Merger, the former stockholders of IMOJO own approximately 68% of the Common Stock equivalents in the Company. Pursuant to the IMOJO Merger Agreement, the Company has also agreed to change its name as soon as reasonably practicable to IMOJO, Inc. or such other name as IMOJO may designate and to cause the trading symbol of the Company to be changed. The Company intends to pursue the IMOJO business model described below.

         THE COMPANY INTENDS TO FILE A FORM 8-K ON OR BEFORE MAY 29,2001 CONTAINING PRO FORMA FINANCIAL INFORMATION RELATING TO IMOJO AND ITS SUBSIDIARIES. IN ADDITION, THE COMPANY CURRENTLY INTENDS TO CHANGE ITS FISCAL YEAR TO MARCH 31 AND INTENDS TO FILE BY JUNE 30, 2001 BY FILING A FORM
10-KSB FOR THE PERIOD ENDED MARCH 31, 2001 (THE "MARCH 31, 2001 10-KSB") WHICH WILL MORE FULLY INCORPORATE THE FINANCIAL AND OPERATIONAL EFFECTS OF THE JUST COMPLETED IMOJO MERGER.

IMOJO operates as an umbrella of subsidiaries which target information exchange deficiencies in the medical, entertainment, marketing, telecommunications and data storage industries. IMOJO, principally a development stage company, is looking to develop and deploy a number of proprietary software applications through its subsidiaries which are designed to facilitate the electronic transfer of information over a variety of media. In light of the opportunities presented by the acquisition of IMOJO, the Company is now primarily focusing on the expansion and operation of IMOJO and its subsidiaries.

Competition

The Company and each of its subsidiaries faces intense competition in each of the markets in which it does business. Competitors include a vast array of public and private companies offering information exchange services. More detailed information regarding competition of IMOJO will be disclosed in the March 31, 2001 10-KSB.

Research and Development

The Company had no research and development expenditures in 2000; however, the Company expects that the amount spent on research and development, both on a comparative and absolute basis, will increase materially in 2001 as a result of the IMOJO Merger. A substantial portion of IMOJO's expenditures to date have been on the research and development of IMOJO's proprietary information exchange technologies and the Company expects that research and development expenditures:
(i) will continue to constitute a material part of the Company's overall expenditures; and (ii) are expected to grow in absolute terms in 2001 as the Company focuses on growing the operations of IMOJO's subsidiaries.

Employees

         At the end of 2000, the Company had no employees. Although the Company still has no direct employees as of the date of filing of this Form 10KSB, the Company's subsidiaries (including IMOJO and its subsidiaries) employed 20 employees as of April 1, 2001. IMOJO and its subsidiaries work using a shared employee base who work together to develop and distribute the information exchange technologies distributed by IMOJO's subsidiaries. The Company expects that the number of people employed by the Company and its subsidiaries will materially increase in 2001.

Patents and Trademarks

         The Company had no patents or trademarks in 2000; however, IMOJO has seven patent applications filed with the U.S. Patent and Trademark Office for proprietary business methods and software applications.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

         Neither the Company nor any of its subsidiaries own any real property. In 2000, the Company operated out of two offices; the first at 5882
S. 900 E., Suite 202, Salt Lake City, Utah, where it was located until the completion of the Skygivers Acquisition, and then at 165 Main Street, Penn Yan, NY 14527. However, since the closing of the IMOJO Merger, the Company has operated principally out of a 5,000 square foot leased facility in Commack, Long Island, New York where it also maintains access to expansion facilities to meet its expected growth. The Company also maintains a small satellite office facility located at 575 Lexington Ave., 4th Floor, New York, NY 10022 which houses IMOJO's marketing, business development and sales team.

ITEM 3. LEGAL PROCEEDINGS.

          The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against it has been threatened. None of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

         During September of 1999, the Company sold its then remaining assets to a related party in exchange for the assumption of $175,695 of its liabilities. To the Company's knowledge, as of the date of the Company's Form 10SB, $34,376 of the liabilities had not been satisfied by the purchaser and creditors may make claims against the Company if they are not settled or satisfied in the future. The Company has received no indication that claims may be made against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 12, 2000, the Company held a special meeting of the stockholders of the Company. There were two matters voted upon at the meeting. The first called for the approval of an amendment to the Company's Articles of Incorporation to change the name of the Company from "Water Petroleum & Environmental Technologies Company" to "SkyGivers, Inc.". The second matter voted upon involved the approval of an amendment of the Company's Articles of Incorporation to increase the authorized shares of the Company's common stock from 75,000,000 to 750,000,000. At the meeting, 7,008,895 votes were cast in favor and none against with regard to each proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Until December 2000, the Company traded on the NQB Pink Sheets under the symbol WTPE. Starting in December, the Company began trading on the NASDAQ OTC Bulletin Board and changed its trading symbol to SKGV. As of December 31, 2000, there were 55 shareholders of record holding 407,389,192 shares of common stock. Of the issued and outstanding common stock, 28,606,814 shares are free trading; the balance are restricted stock as that term is used in Rule 144 under the Securities Act. The following table sets forth for the periods indicated the high and low bid quotations and the high and low ask for the Company's common stock as reported by the National Quotation Bureau, LLC and the NASDAQ OTC Bulletin Board. The reported amounts represent prices between dealers and do not include retail markup, markdown, or commissions.

During the second quarter of 2000, the Company effected a four to one forward split of its issued and outstanding common stock. In December 2000, in accordance with the Skygivers acquisition, the Company effected a 48.214457 to one forward split of its issued and outstanding stock.

YEAR                            CLOSING BID                                 CLOSING ASK
                           HIGH             LOW                        HIGH             LOW
1999

First Quarter            .03125            .01                       1.125             .0625
Second Quarter           .02               .01                        .25              .25
Third Quarter            .02               .02                        .25              .25
10-1-99 through
  12-20-99               .03125            .01                        .625             .21875
12-21-99 through
  12-31-99               .25               .25                        NONE             NONE
(After giving effect to the 1 for 50 Reverse Split)

2000

First Quarter            .25               .25                       10.25             10.25
Second Quarter           .25               .25                       10.25              4.25
Third Quarter            .25               .25                        NONE              NONE
10-1-00 through
  12-11-00               .25               .25                        NONE              NONE
12-12-00 through
  12-31-00               .02               .24
(After giving effect to the 48.214457 to 1 forward split)


DIVIDEND POLICY

         No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

HOLDERS

         There were 55 stockholders of record of the Company's common stock as of December 31, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below are the sales of all unregistered securities sold by the Company for the past three years:

         On March 5, 1998, the Company issued 200 shares of common stock for cash of $10,000. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction that did not involve any public solicitation or sales.

         During October and November, 1999, the Company issued 160,000 shares of common stock for services valued at $.01 per share for a total value of $1,584 for the services rendered. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction that did not involve any public solicitation or sales.

         On December 31, 1999, the Company issued 1,000,000 shares of common stock for payment of a debt in the amount of $44,160. The Company relied upon
Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction that did not involve any public solicitation or sales.

         On November 15, 2000, pursuant to an Agreement and Plan of Reorganization dated October 16, 2000, the Company issued 7,008,895 share of common stock (5,660,751 of which were subsequently returned to the Company), in exchange for all of the issued and outstanding shares of Skygivers, Inc., a Nevada corporation. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction that did not involve any public solicitation or sales.

         On March 16, 2001, the Company issued 3,500,000 shares of common stock plus warrants to purchase another 3,500,000 shares of common stock at an original exercise price of $.05 per share (adjustable on a pro rata basis in the event of subsequent stock splits, reclassification of securities or reorganization of the Company's capital stock) to two stockholders in exchange for a total of $70,000 in cash. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction that did not involve any public solicitation or sales.

         On April 2, 2001, pursuant to an Agreement and Plan of Merger and Reorganization dated March 15, 2001 among the Company, IMA and IMOJO, and an amendment thereto dated as of April 11, 2001, the Company issued 79,900,000 shares of common stock and 520,100 shares of Multiple Voting preferred stock (the "Multiple Voting Stock") to former shareholders of IMOJO. Each share of Multiple Voting Stock has the equivalent economic and voting rights of 1000 shares of common stock. The Multiple Voting Shares are also convertible into common shares at the rate of 1000 shares of common stock for each share of the Multiple Voting Shares converted. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction that did not involve any public solicitation or sales.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

         You should read the following plan of operation in conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-KSB. The following information contains forward-looking statements that are subject to risks and uncertainties. If one or more of these risks and uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

OVERVIEW

         The Company has not generated any revenues from inception through December 31, 2000. In March of 2001, the Company's wholly owned subsidiary, IMA, merged into IMOJO and the Company's plan is to focus on the growth of IMOJO's business which is currently carried out in IMOJO's subsidiaries; however, through the date of filing of this Form 10-KSB, neither IMOJO nor any of its subsidiaries have generated any material revenues and are themselves development stage companies. The Company is presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has yet to generate any revenue from our business operations. Consequently, we have been dependent upon issuances of new securities and shareholder advances to fund our cash requirements. Although the Company expects to begin generating revenues from the operations of the IMOJO subsidiaries in 2001, no material revenues have been generated to date and there can be no assurance as to the amount or timing of any such revenue generation. Accordingly, for the foreseeable future, the Company will remain dependent upon issuance of new securities to meet its ongoing cash requirements.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are included herewith. The Company's audited Financial Statements as of and for the fiscal year ended December 31, 2000. The following financial statements as previously filed by the Company in its Form 10SB filed on _____ and Form 10SBA filed on ________ are hereby incorporated by reference: the audit reports of Anderson, Anderson & Strong, LLC ("Anderson") of the balance sheets of the Company at April 30, 2000 and December 31, 1999, and the statements of operations, stockholders equity and cash flows for the four months ended April 30, 2000 and the years ended December 31, 1999 and 1998 and the period April 24, 1997 (date of inception) to April 30, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

         We dismissed Anderson as our independent accountant as a result of the change in control in December of 2000. The Board of Directors selected Liebman, Goldberg & Drogan, LLP ("Liebman Goldberg") as the new independent accountants. There was no dispute or disagreement with Anderson with regard to the financial statements or accounting principles and practices. The decision to hire Liebman Goldberg was made because we wanted an accounting firm that was located closer to the Company's offices in New York.

         The audit reports of Anderson of the balance sheets of the Company at April 30, 2000 and December 31, 1999, and the statements of operations, stockholders equity and cash flows for the four months ended April 30, 2000 and the years ended December 31, 1999 and 1998 and the period April 24, 1997 (date of inception) to April 30, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except for the following paragraph:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital to pay its liabilities or for its future planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The audit report of Liebman Goldberg of the consolidated balance sheets of Skygivers, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended contains a similar paragraph which states:

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and does not have sufficient working capital to pay its liabilities for any future activities which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

                  The following table sets forth the names, ages and positions of our executive officers and directors:

         Name                      Age      Position and Offices with the Company
         --------------------------------------------------------------------

         Corey Morrison             24      President, Director, also CEO of IMOJO

         Steven A. Cantor           43      Director, also Chairman of IMOJO


         Corey J. Morrison is the founder, Chief Executive Officer and a director of IMOJO where he has served since 1998. IMOJO is presently a group of five technology companies targeting information exchange deficiencies in multiple marketplaces. From 1995 to 1998, Mr. Morrison was Senior Research Analyst and a technology investment advisor with SAC Group, Ltd., a consulting firm specializing in providing financial planning services for technology investments.

         Steven A. Cantor is the founder and CEO of SAC Consulting Group, Ltd., a company founded in 1990 specializing in providing consulting services in the areas of financial planning, mergers and acquisitions and corporate development. Mr. Cantor is also the uncle of Mr. Morrison.

Section 16(a) - Beneficial Ownership Reporting Requirement

         Carol Fitzgerald failed to timely file her initial Form 3 required in connection with her becoming an officer and director of the Company and her acquisition of the Company's stock in connection with the Skygiver Acquisition.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation has been paid to any officer or director of the Company in the past three years; however, in connection with the IMOJO Merger, Carol Fitzgerald, the former President and director of the Company, was to receive up to an aggregate of $50,000. The Company has the right in lieu of the payment of $25,000 to issue 500,000 restricted shares of the Company's common stock to Ms. Fitzgerald.

         The Company has no arrangement for the remuneration of its officers and directors, except that they will be entitled to receive actual, demonstrable out-of-pocket expenses, if any, made on the Company's behalf. There are no agreements or understandings with respect to the amount of remuneration those officers and directors are to receive in the future from the Company and neither of the named officers and directors anticipate receiving any salaries in the forseeable future.

Compensation of Directors

         Currently members of our Board of Directors do not receive any compensation for service on our Board. We expect that a compensation plan for Directors may be adopted in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of April 11, 2001, regarding beneficial ownership of our common stock by

         - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;
         -    each of our directors;
         -    each of the named executive officers; and
         -    all of our current executive officers and directors as a group.


Name of                    Number of Shares
Beneficial Owner           Beneficially Owned(1)              Percent of Class (1)
----------------           ---------------------              --------------------

Hayado Group, LLC          490,100,000                        55.4%

Steven A. Cantor(2)        490,100,000(2)                     55.4%

Corey Morrison (3)                   0                           0%

All executive officers and
directors as a group       490,100,000                         55.4%



(1) Shares of common stock subject to being converted from the shares of the Company's Multiple Voting Shares of Preferred Stock and shares of common stock subject to warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Mr. Cantor is the managing member of Hayado Group, LLC ("Hayado") which owns all of the shares shown. Mr. Cantor has sole voting and disposition rights of all of Hayado's shares.

(3) Mr. Morrison owns membership interests in Hayado Group, LLC but has no rights therein to vote or dispose of the Company's shares.

ITEM 13. EXHIBITS, LIST AND REPORTS of FORM 8-K.

         (a)      The following documents are filed as part of this Form:

                  Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

         (b)      Exhibits

         +++(3)     (i)    Certificate of Designation
         *                 Copy of Articles of Incorporation as amended.
         +++        (ii)   Amendment to the By-Laws
         *                 Copy of the By-laws as amended
         * (4)      (i)    Specimen Certificate for Common Stock
         *          (ii)   Specimen Certificate for Multiple Voting Stock
         *          (iii)  Form of Warrant exercisable at $.05 per share of common stock
         + (10)     (i)    Agreement and Plan of Reorganization between the Company and Skygivers, Inc., a Nevada corporation, dated October 15, 2000
         ++         (ii)   Agreement and Plan of Merger and Reoganization among the Company, IMA and IMOJO dated March 15, 2001
         *          (iii)  Amendment dated April 11, 2001 to the Agreement and Plan of Merger and Reorganization among the
                           Company, IMA and IMOJO dated March 15, 2001
         ^(13)             Quarterly  Report of the Company for the quarter ended September 30, 2000 filed on Form 10QSB on
                           October 26, 2000
         *(21)             Subsidiaries of the Registrant
          (23)             Consent of Liebman Goldberg & Drogin, LLP

-----------------------------
*        Filed herewith
+ Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on November 29, 2000 and the Company's Form 8-K/A filed on January 29, 2001.
++ Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on March 30, 2001.
+++ Incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on March 30, 2001.
^ Incorporated by reference to the Company's Form 10QSB for the period ended September 30, 2000 filed on October 26, 2000.
(2) The Company filed a Form 8-K on November 29, 2000 and a Form 8-KA on December 1, 2000.

                                 SKYGIVERS, INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

          FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
             AND THE PERIOD FROM APRIL 24, 1997 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                                 SKYGIVERS, INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
   AND THE PERIOD FROM APRIL 24, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                      PAGE #

Independent Auditors' Report                                            1

FINANCIAL STATEMENTS:

        Balance Sheet                                                   2

        Statements of Operations                                        3

        Statements of Stockholders' Deficit                             4

        Statements of Cash Flows                                        5

        Notes to Financial Statements                                6 - 10

The Board of Directors
Skygivers, Inc.
(A Development Stage Company)
Commack, New York

We have audited the consolidated balance sheet of Skygivers, Inc. formerly Water Petroleum and Environmental Technologies Company (a Development Stage Company), as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Water Petroleum and Environmental Technologies Company (now known as Skygivers, Inc.) as of December 31, 1999 and the period April 24, 1997 (date of inception) to
April 30, 2000 were audited by other auditors whose report dated May 18, 2000 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Skygivers, Inc. formerly Water Petroleum and Environmental Technologies Company and Subsidiary (a Development Stage Company) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has suffered losses from operations and does not have sufficient working capital to pay its liabilities for any future activities which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liebman Goldberg & Drogin, LLP
Garden City, New York


March 22, 2001

                                 SKYGIVERS INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                            ASSETS

CURRENT ASSETS:
        Cash in banks                                                                                           $  12,622

PROPERTY AND EQUIPMENT:
        Net of accumulated depreciation                                                                             1,907


OTHER ASSETS:
        Intangible assets                                                                                         112,461
                                                                                                        ------------------
Total assets                                                                                                    $ 126,990
                                                                                                        ==================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Accounts payable accrued expenses                                                                       $ 128,187
                                                                                                        ------------------
            Total current liabilities                                                                             128,187
                                                                                                        ------------------

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
        Preferred stock, $.001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding                                                            -
        Common stock, $.0001 par value per share, 750,000,000
            shares authorized and 416,518,363                                                                      41,652
            issued and outstanding
        Additional paid in capital in excess of par value                                                         441,089
        Deficit accumulated during development stage                                                             (483,938)
                                                                                                        ------------------
            Total stockholders'  (deficit)                                                                         (1,197)
                                                                                                        ------------------
            Total liabilities and stockholders' (deficit)                                                       $ 126,990
                                                                                                        ==================


                        See notes to financial statements.

                                 SKYGIVERS INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                         APRIL 24, 1997
                                                                                  FOR THE YEAR ENDED     (INCEPTION) TO
                                                                                     DECEMBER 31,         DECEMBER 31,
                                                                                         2000                 2000
                                                                                  --------------------  ------------------
Revenues                                                                                  $         -          $        -

EXPENSES:
        General and administrative                                                            159,565             711,529
                                                                                  --------------------  ------------------

Loss during development stage before
    gain on sale of assets                                                                   (159,565)            711,529

Gain on sale of assets                                                                              -             227,591
                                                                                  --------------------  ------------------

Net (loss) during development stage                                                        $ (159,565)         $ (483,938)
                                                                                  ====================  ==================

Net (loss) per share (basic and diluted) based upon 416,518,363 weighted average shares outstanding and restated to reflect
        the stock splits and reorganization                                                $        -          $        -
                                                                                  ====================  ==================


                       See notes to financial statements.

                                 SKYGIVERS INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                                                                    DEFICIT
                                                                                                                  ACCUMULATED
                                                            COMMON        STOCK               ADDITIONAL             DURING
                                                 ---------------------------------------       PAID IN            DEVELOPMENT
                                                      SHARES                 AMOUNT            CAPITAL               STAGE
                                                 -----------------       --------------- --------------------  ------------------
Balance - January 1, 1999                              150,731             $     15         $      262,143        $   (508,835)

Issuance of common stock for services at
    $0.01 - October and November, 1999                 160,000                   16                  1,584                   -

Contribution to capital in cash - related parties                                                   13,625                   -

Issuance of common stock for payment
    of debt at $.044 - December 31, 1999             1,000,000                  100                 44,160                   -

Net operating profit for the year                            -                    -                      -             184,462
                                                 -----------------       --------------- --------------------  ------------------

Balance December 31, 1999                            1,310,731                  131                321,512            (324,373)

4:1 stock split                                      3,932,193                  393                   (393)                  -

Issuance of common stock                                50,000                    5                    495                   -

Reorganization                                       3,156,619                    -                 60,598                   -

48.214457: 1 stock split                           398,940,585               40,210                (40,210)                  -

Additional shares issued                             9,128,235                  913                 99,087                   -

Net loss for the year                                        -                    -                      -            (159,565)
                                                 -----------------       --------------- --------------------  ------------------

Balance - December 31, 2000                        416,518,363           $   41,652         $      441,089          $ (483,938)
                                                 =================       =============== ====================  ==================


                       See notes to financial statements.

                                 SKYGIVERS INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                         APRIL 24, 1997
                                                                                  FOR THE YEAR ENDED     (INCEPTION) TO
                                                                                     DECEMBER 31,         DECEMBER 31,
                                                                                         2000                 2000
                                                                                  --------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                         $ (159,565)              $ (483,938)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
      Depreciation and amortization                                                            -                   33,462
        Changes in Assets and Liabilities:
        (Increase) in other assets                                                      (112,461)                (112,461)
        Increase in accounts payable and accrued expenses                                125,457                  342,968
                                                                                  --------------------  ------------------
            Net cash (used in) operating activities                                     (146,569)                (219,969)
                                                                                  --------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                                                             (1,907)                  (1,907)
  Disposition of fixed assets                                                                  -                 (227,591)
                                                                                  --------------------  ------------------
            Net cash (used in) investing activities                                       (1,907)                (229,498)
                                                                                  --------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans                                                                        -                   25,880
    Issuance of common stock                                                             161,098                  436,209
                                                                                  --------------------  ------------------
              Net cash provided by financing activities                                  161,098                  462,089
                                                                                  --------------------  ------------------

Increase in cash                                                                          12,622                   12,622

Cash, beginning of period                                                                      -                        -
                                                                                  --------------------  ------------------
Cash, end of period                                                                   $   12,622               $   12,622
                                                                                  ====================  ==================

SUPPLEMENTAL DISCLOSURES:

        Income tax                                                                    $        -               $        -
                                                                                  ====================  ==================

        Interest paid                                                                 $        -               $        -
                                                                                  ====================  ==================



                       See notes to financial statements.

                                 SKYGIVERS, INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 1 - NATURE OF BUSINESS:

           Skygivers, Inc. (the "Company") was incorporated in Nevada on April 24, 1997. Originally known as Water Petroleum and Environmental Technologies Company; the Company changed its name to Skygivers, Inc. as part of a plan of reorganization dated October 16, 2000 that closed November 15, 2000. Pursuant to the plan of reorganization the Company issued 7,000,895 restricted shares in exchange for all of the issued and outstanding stock of Skygivers, Inc. and the Company was renamed Skygivers, Inc..

           The Company was not successful in its original plan to develop a patent to be used in the field of water petroleum separation and became inactive, until it acquired all of the outstanding stock of Skygivers, Inc. After the Skygivers acquisition, the Company has focused on the development of software to assist not for profit corporations, however, no revenues have been generated to date and the Company remains in the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           REVENUE RECOGNITION AND ACCOUNTING POLICIES:

           Since inception, the Company has been inactive and has not yet determined its accounting policies and procedures except:

           1.   The Company uses the accrual method of accounting.

           2. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

           INTANGIBLE ASSETS:

           The Company has capitalized costs incurred to develop its website and logo during its development stage. Additionally, its "domain" name has been capitalized as well. These costs will be written off over an estimated useful life when operations begin and a revenue stream is developed.

                                 SKYGIVERS, INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           IMPAIRMENT OF LONG-LIVED ASSETS:

           The Company has not yet adopted FASB Statement No. 121 (SFAS121), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-Lived assets to be disposed of, if any, are reported at the lower of


           USE OF ESTIMATES:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

           FAIR VALUE OF FINANCIAL INSTRUMENTS:

           SFAS No. 107, "Disclosures About Fair Value of Financial Instruments:, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. Presently, the Company has no receivables and payables represent monies owed for professional fees relating to the formation of the Company and its initial fund raising.

           DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS:

           The Company is in its initial stages of formation and for the period ended December 31, 2000 had no revenues. While its website is now active, as of December 31, 2000 the Company was still in early stages of revenue production and completion of website participation refinement, thus remaining in the development stage.

                                 SKYGIVERS, INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           GOING CONCERN:

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a development stage company, the Company has no revenue from operations and limited financing. The Company's continued existence is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments that might result from this uncertainty. Management is in the process of finalizing the development of its website and other operating plans.

           CASH AND CASH EQUIVALENTS:

           The Company will consider all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

           CONCENTRATION OF CREDIT RISK:

           Financial instruments that potentially subject the Company to significant concentrations of credit risk could consist primarily of cash and cash equivalents. The Company's cash management and investment policies will restrict investments to low risk, highly liquid securities and the Company will perform periodic evaluations of the credit standing of the financial institutions which it deals.

           INCOME TAXES:

           The Company intends to account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2000, the Company had a net operating loss carryforward of $483,948. The tax benefit from the loss carryforward has been fully offset by a valuation reserve as the use of a future benefit is doubtful.

                                 SKYGIVERS, INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           RECENT ACCOUNTING PRONOUNCEMENTS:

           The Company is subject to the provisions of Statement of Financial Accounting Standards NO. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosure about Segments of an Enterprise and Related Information". Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions makers" view the business. The Company will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

           In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation of disclosure of revenue in financial statement filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related revenue recognition policies. The SEC has deferred the implementation date of SAB 101 until the quarter ended June 30, 2001, with retroactive application to the beginning of the Company's fiscal year. The SEC intends to issue further definitive guidance on the implementation of SAB 101. Although the Company cannot complete is assessment of the impact of SAB 101 until such guidance is issued, the Company's preliminary assessment is that the impact of adopting SAB 101 on its financial position and results of operations in fiscal 2001 and thereafter, will not be material.

           LOSS PER SHARE:

           Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share, since there were no securities considered common stock equivalents. The weighted average number of commons hares used to calculate loss per common share for the year ended December 31, 2000 was 416,518,363 shares. Earnings per share are restated to reflect the stock splits of April, 2000 (4:1) and November 14, 2000 (48,214,457:1), as
           discussed in Note 3.

                                 SKYGIVERS, INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           CONCENTRATION OF CREDIT RISK:

           Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments.

NOTE 3 - STOCKHOLDERS' EQUITY:

           On July 15, 2000, the Company approved a four for one stock split. Additionally, as part of the plan of reorganization discussed below, the Company affected a 48.214457 to one stock split. The Company also received $161,098 for the issuance of 12,334,854 shares of its common stock.

           On November 15, 2000, pursuant to an agreement and plan of reorganization, the Company issued 3,156,619 shares of common stock in exchange for all of the issued and outstanding shares of WSDM, Inc. (formerly Skygivers, Inc.); a Nevada corporation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

           The Company presently utilizes office space in Rochester, New York and will now principally operate out of a 5,000 square foot facility leased to Imojo, Inc. who merged with Skygivers on March 15, 2001. There is no definitive lease arrangment with Imojo at this time. Additionally, the Company has no other commitments or contingencies.

NOTE 5 - SUBSEQUENT EVENT:

           On March 7, 2001, the Company formed a new subsidiary known as IMA Acquisition, Inc. ("IMA"). On March 15, 2001, IMA entered into an agreement and plan of merger with Imojo, Inc., a Nevada corporation. As a result of the merger, the former stockholders of Imojo own approximately 68% of the common stock equivalents in the Company.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SKYGIVERS, INC.
                                                 (Registrant)


                                                 /s/ Corey Morrison
                                                 -------------------------------
                                                 Corey Morrison
                                                 President


         In accordance with the Exchange Act, this report has been signed below on April 17, 2001 by the following persons in the capacities indicated:


                                                 /s/ Corey Morrison
                                                 -------------------------------
                                                 Corey Morrison
                                                 Director (Principal Executive
                                                 Officer and Director)


                                                 /s/ Steven A. Cantor
                                                 -------------------------------
                                                 Steven A. Cantor
                                                 Director

                                 Skygivers, Inc.
                                List of Exhibits

         +++(3)  (i)    Certificate of Designation
         *              Copy of Articles of Incorporation as amended.
         +++     (ii)   Amendment to the By-Laws
         *              Copy of the By-laws as amended
         * (4)   (i)    Specimen Certificate for Common Stock
         *       (ii)   Specimen Certificate for Multiple Voting Stock
         *       (iii)  Form of Warrant exercisable at $.05 per share of common stock
         + (10)   (i)   Agreement and Plan of Reorganization between the Company and Skygivers, Inc., a Nevada corporation, dated October 15, 2000
         ++      (ii)   Agreement and Plan of Merger and Reoganization among the Company, IMA and IMOJO dated March 15, 2001
         *       (iii)  Amendment dated April 11, 2001 to the Agreement and Plan of Merger and Reorganization among the
                        Company, IMA and IMOJO dated March 15, 2001
         ^(13)          Quarterly  Report of the Company for the quarter ended September 30, 2000 filed on Form 10QSB on
                        October 26, 2000
         *(21)          Subsidiaries of the Registrant
          (23)          Consent of Liebman Goldberg & Drogin, LLP

-----------------------------
*        Filed herewith
+ Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on November 29, 2000 and the Company's Form 8-K/A filed on January 29, 2001.
++ Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on March 30, 2001.
+++ Incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on March 30, 2001.
^ Incorporated by reference to the Company's Form 10QSB for the period ended September 30, 2000 filed on October 26, 2000.