Form 10KSB/A
period 2000-12-31
SKYGIVERS INC
filed 2001-05-04
CIK 1043860

 ===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A

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



         Following the Skygivers acquisition, the Company focused on the development of software to assist not for-profit corporations (the "Skygiver activities"); however, the Company never generated any revenues from the Skygiver activities. Moreover, the Company abandoned the pursuit of the Skygiver activities following the merger of the Company's wholly owned subsidiary, IMA Acquisition, Inc. ("IMA") into IMOJO, Inc., a Delaware corporation ("IMOJO") on April 2, 2001 as is described in greater detail below and in the Company's earlier filing on Form 8-K filed on March 30, 2001.



Subsequent IMOJO Merger



         On March 15, 2001, the Company and its wholly-owned subsidiary, IMA, entered into an Agreement and Plan of Merger (the "Merger Agreement"), with IMOJO, providing for the merger (the "IMOJO Merger") of IMA into IMOJO. The IMOJO Merger closed on April 2, 2001 and was subsequently amended on April 11, 2001 and amended pursuant to the Amendment to the Merger Agreement attached as Exhibit 10(iii) hereto to reflect the consideration set forth therein. As a result of the IMOJO Merger, the former stockholders of IMOJO own approximately 68% of the Common Stock equivalents in the Company. Pursuant to the IMOJO Merger Agreement, the Company has also agreed to change its name as soon as reasonably practicable to IMOJO, Inc. or such other name as IMOJO may designate and to cause the trading symbol of the Company to be changed. The Company intends to pursue the IMOJO business model described below.



         THE COMPANY INTENDS TO FILE A FORM 8-K ON OR BEFORE MAY 29,2001 CONTAINING PRO FORMA FINANCIAL INFORMATION RELATING TO IMOJO AND ITS SUBSIDIARIES. IN ADDITION, THE COMPANY CURRENTLY INTENDS TO CHANGE ITS FISCAL YEAR TO MARCH 31 AND INTENDS TO FILE BY JUNE 30, 2001 A FORM 10-KSB FOR THE PERIOD ENDED MARCH 31, 2001 (THE "MARCH 31, 2001 10-KSB") WHICH WILL MORE FULLY INCORPORATE THE FINANCIAL AND OPERATIONAL EFFECTS OF THE JUST COMPLETED IMOJO MERGER.



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



         On August 8, 2000, the Company issued 50,000 shares of common stock for $500 in cash. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the transactions. The shares were issued in a private transaction that did not involve any public solicitations or sales.





         On November 15, 2000, pursuant to an Agreement and Plan of Reorganization dated October 16, 2000, the Company issued 7,008,895 share of common stock (5,660,751 of which were subsequently returned to the Company), in exchange for all of the issued and outstanding shares of Skygivers, Inc., a Nevada corporation. The Company also received $161,098 in cash in connection with the Skygivers Acquisition. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction that did not involve any public solicitation or sales.



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

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are included herewith. The Company's audited Financial Statements as of and for the fiscal year ended December 31, 2000. The following financial statements as previously filed by the Company in its Form 10SB12G filed on July 20, 2000 and Form 10QSB filed on October 26, 2000 are hereby incorporated by reference: the audit reports of Anderson, Anderson & Strong, LLC ("Anderson") of the balance sheets of the Company at April 30, 2000 and December 31, 1999, and the statements of operations, stockholders equity and cash flows for the four months ended April 30, 2000 and the years ended December 31, 1999 and 1998 and the period April 24, 1997 (date of inception) to April 30, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

                  The following table sets forth the names, ages and positions of our executive officers and directors:


         Name                      Age      Position and Offices with the Company
         --------------------------------------------------------------------

         Corey Morrison             24      President, Director, also CEO of IMOJO

         Steven A. Cantor           43      Director, also Chairman of IMOJO

         Peter Sterling             36      Director



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



         Peter Sterling is the Chief Execuitve Officer of Viterise Consulting, Inc., a private company that provides financial consulting services to emerging growth companies.



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


Name of                    Number of Shares
Beneficial Owner           Beneficially Owned(1)              Percent of Class (1)
----------------           ---------------------              --------------------

Hayado Group, LLC          490,100,000                        55.4%

Corey Morrison (2)         490,100,000                        55.4%

Peter Sterling (3)          10,000,000                         4.9%

All executive officers and
directors as a group       510,100,000                         55.4%



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

(2) Mr. Morrison is the sole member of Hayado Group, LLC ("Hayado") which owns all of the shares shown. Mr. Morrison has sole voting and disposition rights of all of Hayado's shares. Steven Cantor was orignially reported as the managing member of Hayado, but this information was erroneous.




(3) Mr. Sterling is the President of Viterise Consulting, Inc. which owns 10,000,000 shares.

ITEM 13. EXHIBITS, LIST AND REPORTS of FORM 8-K.

         (a)      The following documents are filed as part of this Form:

                  Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

         (b)      Exhibits


         +++(3)     (i)    Certificate of Designation
         *                 Copy of Articles of Incorporation as amended.
         +++        (ii)   Amendment to the By-Laws
         *                 Copy of the By-laws as amended
         * (4)      (i)    Specimen Certificate for Common Stock
         *          (ii)   Specimen Certificate for Multiple Voting Stock
         *          (iii)  Form of Warrant exercisable at $.05 per share of common stock
         + (10)     (i)    Agreement and Plan of Reorganization between the Company and Skygivers, Inc., a Nevada corporation, dated October 15, 2000
         ++         (ii)   Agreement and Plan of Merger and Reoganization among the Company, IMA and IMOJO dated March 15, 2001
         *          (iii)  Amendment dated April 11, 2001 to the Agreement and Plan of Merger and Reorganization among the
                           Company, IMA and IMOJO dated March 15, 2001
         ^(13)             Quarterly  Report of the Company for the quarter ended September 30, 2000 filed on Form 10QSB on
                           October 26, 2000
         *(16)             Letter from former Accountants, Anderson, Anderson & Strong, LLC
         *(21)             Subsidiaries of the Registrant
          (23)             Consent of Anderson, Anderson & Strong, LLC


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

Liebman Goldberg & Drogin, LLP
Garden City, New York


March 22, 2001

                                 SKYGIVERS INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                            ASSETS

CURRENT ASSETS:
        Cash in banks                                                                                           $  12,622

PROPERTY AND EQUIPMENT:
        Net of accumulated depreciation                                                                             1,907


OTHER ASSETS:
        Intangible assets                                                                                         112,461
                                                                                                        ------------------
Total assets                                                                                                    $ 126,990
                                                                                                        ==================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                                                   $ 128,187
                                                                                                        ------------------
            Total current liabilities                                                                             128,187

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
        Preferred stock, $.001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding                                                            -
        Common stock, $.0001 par value per share, 750,000,000
            shares authorized and 416,518,363                                                                      41,652
            issued and outstanding
        Additional paid in capital in excess of par value                                                         441,089
        Deficit accumulated during development stage                                                             (483,938)
                                                                                                        ------------------
            Total stockholders'  (deficit)                                                                         (1,197)
                                                                                                        ------------------
            Total liabilities and stockholders' (deficit)                                                       $ 126,990
                                                                                                        ==================


                        See notes to financial statements.

                                 SKYGIVERS INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                         APRIL 24, 1997
                                                                                  FOR THE YEAR ENDED     (INCEPTION) TO
                                                                                     DECEMBER 31,         DECEMBER 31,
                                                                                         2000                 2000
                                                                                  --------------------  ------------------
Revenues                                                                                  $         -          $        -

EXPENSES:
        General and administrative                                                            159,565             711,529
                                                                                  --------------------  ------------------

Loss during development stage before
    gain on sale of assets                                                                   (159,565)           (711,529)

Gain on sale of assets                                                                              -             227,591
                                                                                  --------------------  ------------------

Net (loss) during development stage                                                        $ (159,565)         $ (483,938)
                                                                                  ====================  ==================

Net (loss) per share (basic and diluted) based upon 416,518,363 weighted average shares outstanding and restated to reflect
        the stock splits and reorganization                                                $        -          $        -
                                                                                  ====================  ==================


                       See notes to financial statements.

                                 SKYGIVERS INC.
         FORMERLY WATER PETROLEUM AND ENVIRONMENTAL TECHNOLOGIES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                      FOR THE YEAR ENDED DECEMBER 31, 2000



                                                                                                                   (DEFICIT)
                                                                                                                  ACCUMULATED
                                                            COMMON        STOCK               ADDITIONAL             DURING
                                                 ---------------------------------------       PAID IN            DEVELOPMENT
                                                      SHARES                 AMOUNT            CAPITAL               STAGE
                                                 -----------------       --------------- --------------------  ------------------
Balance - January 1, 1999                              150,731             $     15         $      262,143        $   (508,835)

Issuance of common stock for services at
    $0.01 - October and November, 1999                 160,000                   16                  1,584                   -

Contribution to capital in cash - related parties                                                   13,625                   -

Issuance of common stock for payment
    of debt at $.044 - December 31, 1999             1,000,000                  100                 44,160                   -

Net income for the year                                      -                    -                      -             184,462
                                                 -----------------       --------------- --------------------  ------------------

Balance December 31, 1999                            1,310,731                  131                321,512            (324,373)

4:1 stock split                                      3,932,193                  393                   (393)                  -

Issuance of common stock                                50,000                    5                    495                   -

Reorganization                                       3,156,619                    -                 60,598                   -

48.214457: 1 stock split                           398,940,585               40,210                (40,210)                  -

Additional shares issued                             9,128,235                  913                 99,087                   -

Net loss for the year                                        -                    -                      -            (159,565)
                                                 -----------------       --------------- --------------------  ------------------

Balance - December 31, 2000                        416,518,363           $   41,652         $      441,089          $ (483,938)
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

           LOSS PER SHARE:



           Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share, since there were no securities considered common stock equivalents. The weighted average number of commons hares used to calculate loss per common share for the year ended December 31, 2000 was 416,518,363 shares. Earnings per share are restated to reflect the stock splits of April, 2000 (4:1) and November 14, 2000 (48.214457:1), as
           discussed in Note 3.

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

NOTE 3 - STOCKHOLDERS' EQUITY:

           On July 15, 2000, the Company approved a four for one stock split. Additionally, as part of the plan of reorganization discussed below, the Company effected a 48.214457 to one stock split. Also as a fact of the plan of reorganization, the Company received $60,598 for the issuance of 3,156,619 shares of common stock. Additionally, the Company issued 9,178,235 common shares and received proceeds of $100,500.

           On November 15, 2000, pursuant to an agreement and plan of reorganization, the Company issued 3,156,619 shares of common stock in exchange for all of the issued and outstanding shares of WSDM, Inc. (formerly Skygivers, Inc.); a Nevada corporation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

           The Company presently utilized office space in Rochester, New York and will now principally operate out of a 5,000 square foot facility leased to Imojo, Inc. who merged with Skygivers on March 15, 2001. There is no definitive lease arrangment with Imojo at this time. Additionally, the Company has no other commitments or contingencies.

NOTE 5 - SUBSEQUENT EVENT:



           On March 7, 2001, the Company formed a new subsidiary known as IMA Acquisition, Inc. ("IMA"). On March 15, 2001, the Company and IMA entered into an agreement and plan of merger with Imojo, Inc., a Nevada corporation. As a result of the merger, the former stockholders of Imojo own approximately 68% of the common stock equivalents in the Company. In connection with the IMOJO merger, the former president and director of Skygivers, Inc. resigned but has the right to require $50,000, a portion of which is payable at the Company's option in freely transferable stock. The new president is also the president and chief operating officer of IMOJO.

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


                                                 /s/ Corey Morrison
                                                 -------------------------------
                                                 Corey Morrison
                                                 President


         In accordance with the Exchange Act, this report has been signed below on April 17, 2001 by the following persons in the capacities indicated:


                                                 /s/ Corey Morrison
                                                 -------------------------------
                                                 Corey Morrison
                                                 Director (Principal Executive
                                                 Officer and Director)


                                                 /s/ Steven A. Cantor
                                                 -------------------------------
                                                 Steven A. Cantor
                                                 Director



                                                 /s/ Paul Steo
                                                 -------------------------------
                                                 Controller

                                 Skygivers, Inc.
                                List of Exhibits

         +++(3)     (i)    Certificate of Designation
         *                 Copy of Articles of Incorporation as amended.
         +++        (ii)   Amendment to the By-Laws
         *                 Copy of the By-laws as amended
         * (4)      (i)    Specimen Certificate for Common Stock
         *          (ii)   Specimen Certificate for Multiple Voting Stock
         *          (iii)  Form of Warrant exercisable at $.05 per share of common stock
         + (10)     (i)    Agreement and Plan of Reorganization between the Company and Skygivers, Inc., a Nevada corporation, dated October 15, 2000
         ++         (ii)   Agreement and Plan of Merger and Reoganization among the Company, IMA and IMOJO dated March 15, 2001
         *          (iii)  Amendment dated April 11, 2001 to the Agreement and Plan of Merger and Reorganization among the
                           Company, IMA and IMOJO dated March 15, 2001
         ^(13)             Quarterly  Report of the Company for the quarter ended September 30, 2000 filed on Form 10QSB on
                           October 26, 2000
         *(16)             Letter from former Accountants, Anderson, Anderson & Strong, LLC
         *(21)             Subsidiaries of the Registrant
          (23)             Consent of Anderson, Anderson & Strong, LLC

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